Form 10QSB
period 2006-09-30
SRKP 2 INC
filed 2006-11-08
CIK 1323051

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

                For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

There were 2,700,000 shares outstanding of registrant's common stock, par value $.001 per share, as of November 3, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                      INDEX
                                                                            Page


PART I.   FINANCIAL INFORMATION                                                2

Item 1.   Financial Statements:                                                2

          Balance Sheet as of September 30, 2006 (unaudited)                   3

          Statements of Operations (unaudited) for the three- and nine-month periods ending September 30, 2006, three month period ending
          September 30, 2005, period from March 9, 2005 to September 30,
          2005, and period from Inception (March 9, 2005) to September 30,
          2006                                                                 4

          Statements of Cash Flows (unaudited) for the nine-month period ending September 30, 2006, period from March 9, 2005 to September
          30, 2005, and period from Inception (March 9, 2005) to September
          30, 2006                                                             6

          Notes to Financial Statements                                        7

Item 2.   Management's Discussion and Analysis of Financial Condition or       9
          Plan of Operation

Item 3.   Controls and Procedures                                             14

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   15

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         15

Item 3.   Default Upon Senior Securities                                      15

Item 4.   Submission of Matters to a Vote of Security Holders                 15

Item 5.   Other Information                                                   15

Item 6.   Exhibits                                                            15

Signatures                                                                    16

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

The results for the period ended September 30, 2006 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form SB-2/A filed on June 21, 2006 with the Securities and Exchange Commission for the period ended December 31, 2005.

                                  SRKP 2, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                                   September 30.
                                                                       2006
                                                                     --------
                                                                    (Unaudited)
                                     ASSETS

CURRENT ASSETS:
    Cash                                                             $  1,471
                                                                     --------

         Total Current Assets                                        $  1,471
                                                                     ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts Payable                                                 $  2,063
                                                                     --------


         Total Current Liabilities                                      2,063

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.001 par value, 10,000,000 shares
      authorized, none issued                                              --
    Common stock, $.001 par value, 100,000,000 shares

      authorized, 2,700,000 shares issued and outstanding               2,700

    Additional paid-in capital                                         97,300

    (Deficit) accumulated during development stage                   (100,592)
                                                                     --------


         Total Stockholders' Equity (Deficit)                            (592)
                                                                     --------

                                                                     $  1,471
                                                                     ========


             SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

                                  SRKP 2, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three Months     Three Months
                                                    Ending            Ending
                                                 September 30,    September 30,
                                                     2006              2005
                                              -----------------     -----------


REVENUE                                       $              --     $        --
                                              -----------------     -----------


EXPENSES                                                  4,805          13,127
                                              -----------------     -----------


NET (LOSS)                                    $          (4,805)    $   (13,127)
                                              =================     ===========

NET (LOSS) PER COMMON SHARE-BASIC                             *               *
                                              =================     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

    OUTSTANDING                                       2,700,000       2,700,000
                                              =================     ===========

* Less than $.01


             SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

                                  SRKP 2, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Period from     Cumulative from
                                              Nine Months      March 9, 2005     March 9, 2005
                                                 Ending              to          (Inception) to
                                              September 30,     September 30,    September 30,
                                                  2006              2005              2006
                                              -----------       -----------       -----------
REVENUE                                       $        --       $        --       $        --
                                              -----------       -----------       -----------

EXPENSES                                           29,336            63,778           100,592
                                              -----------       -----------       -----------


NET (LOSS)                                    $   (29,336)      $   (63,778)      $  (100,592)
                                              ===========       ===========       ===========

NET (LOSS) PER COMMON SHARE-BASIC             $     (0.01)      $     (0.02)               --
                                              ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

    OUTSTANDING                                 2,700,000         2,700,000                --
                                              ===========       ===========


             SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

                                  SRKP 2, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Cumulative
                                                               Period from     from March 9,
                                               Nine Months    March 9, 2005        2005
                                                  Ending            to        (Inception) to
                                               September 30,   September 30,   September 30,
                                                   2006            2005            2006
                                                ---------       ---------       ---------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES

    Net (loss)                                  $ (29,336)      $ (63,778)      $(100,592)

    Adjustments to reconcile net (loss) to
net cash
      provided by (used in) operating
activities:
    Changes in:

      Accounts Payable                                250          10,667           2,063
                                                ---------       ---------       ---------

         Net Cash Provided by (Used In)
Operating Activities                              (29,086)        (53,111)        (98,529)
                                                ---------       ---------       ---------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

    Common stock issued for cash                       --          95,000          95,000

    Collection of subscription receivable           5,000              --           5,000
                                                ---------       ---------       ---------

         Net Cash Provided by (Used in)
Financing Activities                                5,000          95,000         100,000
                                                ---------       ---------       ---------

NET INCREASE/(DECREASE) IN CASH AND CASH

    EQUIVALENTS:                                  (24,086)         41,889           1,471
                                                ---------       ---------       ---------

CASH AND CASH EQUIVALENTS, BEGINNING

    OF PERIOD                                      25,557              --              --
                                                ---------       ---------       ---------

CASH AND CASH EQUIVALENTS, END
    OF PERIOD                                   $   1,471       $  41,889       $   1,471
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

                                  SRKP 2, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


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

NOTE 4 - INITIAL PUBLIC OFFERING

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

      Unless we are able to complete the business combination within 18 months from our offering, the entire proceeds, if any, of the offering will be returned to those who subscribed to the offering, if any at all.

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

      We believe we will be able to meet these costs through current monies in our treasury ($1,471 as of September 30, 2006), additional amounts, as necessary, to be loaned to us by our management or promoters and deferral of fees by certain service providers, if necessary. Any advancement would be made in connection with our management's and promoters' oral commitment to make payments for our expenses, prior to the consummation of a business combination, to the extent such expenses are not deferred and would either exceed our available funds or would render us effectively insolvent upon our payment. Any loans by our management or promoters would be on an interest free basis, payable only upon consummation of a merger transaction. Upon consummation of a business combination, we may reimburse our management or promoters for any such loans out of the proceeds of this offering or of that transaction.

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

      Any merger, acquisition or other business combination can be expected to have a significant dilutive effect on the percentage of shares held by our existing stockholders, including investors in the offering. The target business we consider will, in all probability, have significantly more assets than we do. Therefore, in all likelihood, our management will offer a controlling interest in our company to the owners of the target business. While the actual terms of a transaction to which we may be a party cannot be predicted, we expect that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code. In order to obtain tax-free treatment under the Internal Revenue Code, the owners of the acquired business may need to own 80% or more of the voting stock of the surviving entity. As a result, our stockholders, including investors in the offering, would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in percentage of the entity after the combination and may also result in a reduction in the net tangible book value per share of our investors. In addition, a majority of all of our directors and officers will probably, as part of the terms of the acquisition transaction, resign as directors and officers.

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

RISK FACTORS

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Quarterly Report on Form 10-QSB for the period ended June 30, 2006 filed with the Securities and Exchange Commission on September 22, 2006.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

            As of September 30, 2006, our management, with the participation of our Chief Executive Officer, or "CEO," and Chief Financial Officer, or "CFO," performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Controls

            There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

November 7, 2006                         SRKP 2, Inc.
                                         (Registrant)

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