Form 10QSB
period 2007-03-31
SRKP 2 INC
filed 2007-05-14
CIK 1323051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number
000-52536

SRKP 2, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	81-0666569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Avenue of the Stars, Suite 310
Los Angeles, CA	90067
(Address of principal executive offices)	(Zip Code)

(310) 203-2902
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

There were 2,700,000 shares outstanding of registrant's common stock, par value $.001 per share, as of May 11, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

INDEX		Page

PART I.	FINANCIAL INFORMATION	2

Item 1.	Financial Statements:	2

	Balance Sheet as of March 31, 2007 (unaudited)	3

	Statements of Operations (unaudited) for the three-month periods ending March 31, 2007 and March 31, 2006, and period from Inception (March 9, 2005) to March 31, 2007	4

	Statements of Cash Flows (unaudited) for the three-month periods ending March 31, 2007 and March 31, 2006, and period from Inception (March 9, 2005) to March 31, 2007	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	9

Item 3.	Controls and Procedures	11

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Default Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		13

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

The results for the period ended March 31, 2007 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed on March 29, 2007 with the Securities and Exchange Commission for the year ended December 31, 2006.

SRKP 2, INC.
(A Development Stage Company)
BALANCE SHEET

March 31,
2007
(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$42

Total Current Assets	$42

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$6,220
Due to Stockholders	10,000

Total Current Liabilities	16,220

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	---
Common stock, $.001 par value, 100,000,000 shares authorized, 2,700,000 shares issued and outstanding	2,700
Additional paid-in capital	97,300
(Deficit) accumulated during development stage	(116,178)

Total Stockholders' Equity (Deficit)	(16,178)

$42

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 2, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006		Cumulative from March 9, 2005 (Inception) to March 31, 2007

REVENUE		$-		$-	$-

EXPENSES		12,922		4,276	116,178

NET (LOSS)		$(12,922)		$(4,276)	$(116,178)

NET (LOSS) PER COMMON SHARE-BASIC	$	*	$	*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		2,700,000		2,700,000

* Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 2, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Cumulative from March 9, 2005 (Inception) to March 31, 2007

CASH FLOWS FROM (TO) OPERATING ACTIVITIES
Net (loss)	$(12,922)	$(4,276)	$(116,178)

Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Changes in:
Accounts Payable	5,781	678	6,220

Net Cash (Used In) Operating Activities	(7,141)	(3,598)	(109,958)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Common stock issued for cash	-	-	95,000
Advances from Stockholders	-	-	10,000
Collection of subscription receivable	-	5,000	5,000

Net Cash Provided by Financing Activities	-	5,000	110,000

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS:	(7,141)	1,402	42

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,183	25,557	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$42	$26,959	$42

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to an offering will be capitalized. The deferred offering costs will be offset against offering proceeds in the event the offering is successful. In the event an offering is unsuccessful or is abandoned, the deferred offering costs will be expensed.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by WestPark Capital, Inc..  The Company’s President is also the CEO of WestPark Capital. Such costs are immaterial to the financial statements. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. Such persons may

SRKP 2, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - INTIAL PUBLIC OFFERING

The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to conduct a blank check offering subject to Rule 419 of Regulation C. The registration statement was declared effective by the Securities and Exchange Commission on August 10, 2006. Pursuant to Rule 419, the Company had 180 days from the effective date to conduct and complete the offering, which called for the sale of 700,000 shares of common stock at a price of $0.17 per share.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-QSB contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and accompanying notes and the other financial information appearing else where in this quarterly report on Form 10-QSB and in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 2006.

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

We believe we will be able to meet these costs through current monies in our treasury ($42 as of March 31, 2007), additional amounts, as necessary, to be loaned to us by our management or promoters and deferral of fees by certain service providers, if necessary. Any advancement would be made in connection with our management's and promoters' oral commitment to make payments for our expenses, prior to the consummation of a business combination, to the extent such expenses are not deferred and would either exceed our available funds or would render us effectively insolvent upon our payment. Any loans by our management or promoters would be on an interest free basis, payable only upon consummation of a merger transaction. Upon consummation of a business combination, we may reimburse our management or promoters for any such loans out of the proceeds of that transaction.

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

RISK FACTORS

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-KSB for the period ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, an evaluation was carried out under the supervision and with the participation our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There was no change in our internal control over financial reporting during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no litigation of any type whatsoever pending or threatened by or against us or our officers and/or directors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

We registered our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), by filing a Form 8-A with the Securities and Exchange Commission on March 28, 2007. As a result, we are required to file all reports required under Section 13, of the Exchange Act.

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

May 14, 2007	SRKP 2, Inc.
(Registrant)
	By:	/s/ Richard Rappaport
Richard Rappaport
President (Principal Executive Officer)

By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Chief Financial Officer (Principal Financial and Accounting Officer)