Form 10QSB
period 2007-06-30
SRKP 2 INC
filed 2007-08-06
CIK 1323051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☒ No ☐

There were 2,700,000 shares outstanding of registrant's common stock, par value $.001 per share, as of July 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

INDEX

		Page

PART I.	FINANCIAL INFORMATION	2

Item 1.	Financial Statements:	2

	Balance Sheet as of June 30, 2007 (unaudited)	3

	Statements of Operations (unaudited) for the three- and six-month periods ending June 30, 2007 and June 30, 2006 and the period from Inception (March 9, 2005) to June 30, 2007	4

	Statements of Cash Flows (unaudited) for the six-month periods ending June 30, 2007 and June 30, 2006 and the period from Inception (March 9, 2005) to June 30, 2007	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	9

Item 3.	Controls and Procedures	12

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Default Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		13

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

The results for the period ended June 30, 2007 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed on March 29, 2007 with the Securities and Exchange Commission for the year ended December 31, 2006.

SRKP 2, INC.
(A Development Stage Company)
BALANCE SHEET

June 30,
2007
(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$6,371

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	$25,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000 shares
authorized, none issued	---
Common stock, $.001 par value, 100,000,000 shares
authorized, 2,700,000 shares issued and outstanding	2,700
Additional paid-in capital	97,300
(Deficit) accumulated during development stage	(118,629)

Total Stockholders' Equity (Deficit)	(18,629)

$6,371

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 2, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
	Three Months	Three Months	Six Months	Six Months	March 9, 2005
	Ended	Ended	Ended	Ended	(Inception) to
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007

REVENUE	$-	$-	$-	$-	$-

EXPENSES	2,451	20,255	15,373	24,531	118,629

NET (LOSS)	$(2,451)	$(20,255)	$(15,373)	$(24,531)	$(118,629)

NET (LOSS) PER COMMON SHARE-BASIC	$ *	$(0.01)	$ *	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,700,000	2,700,000	2,700,000	2,700,000

* Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 2, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			from March 9,
	Six Months	Six Months	2005
	Ended	Ended	(Inception) to
	June 30, 2007	June 30, 2006	June 30, 2007

CASH FLOWS FROM (TO) OPERATING ACTIVITIES
Net (loss)	$(15,373)	$(24,531)	$(118,629)

Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Changes in:
Accounts Payable	(439)	3,496	-

Net Cash (Used In) Operating Activities	(15,812)	(21,035)	(118,629)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Common stock issued for cash	-	-	95,000
Advances from Stockholders	15,000	-	25,000
Collection of subscription receivable	-	5,000	5,000

Net Cash Provided by Financing Activities	15,000	5,000	125,000

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS:	(812)	(16,035)	6,371

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,183	25,557	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,371	$9,522	$6,371

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

NOTE 5 - DUE TO STOCKHOLDERS

Since inception certain stockholders have advanced the Company $25,000 to pay for operating expenses. These funds have been advanced interest free, are unsecured, and are due on demand.

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

We believe we will be able to meet these costs through current monies in our treasury ($6,371 as of June 30, 2007), additional amounts, as necessary, to be loaned to us by our management or promoters and deferral of fees by certain service providers, if necessary. Any advancement would be made in connection with our management's and promoters' oral commitment to make payments for our expenses, prior to the consummation of a business combination, to the extent such expenses are not deferred and would either exceed our available funds or would render us effectively insolvent upon our payment. Any loans by our management or promoters would be on an interest free basis, payable only upon consummation of a merger transaction. Upon consummation of a business combination, we may reimburse our management or promoters for any such loans out of the proceeds of that transaction.

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

Evaluation of Business Combinations

Our officers and directors will analyze or supervise the analysis of prospective business combinations. Our management intends to concentrate on preliminary prospective business combinations, which may be brought to its attention through present associations or other third parties. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. While we have not established definitive criteria for acquisition candidates, we intend to focus on candidates satisfying some, but not necessarily all, of the following criteria:
• A minimum of two years' operating history,

• At least $5.0 million in annual revenue and/or pre-tax profit of $300,000 and

• At least $300,000 in stockholders' equity.

In analyzing prospective business combinations, our management will also consider such matters as the following:

• Available technical, financial, and managerial resources,

• Working capital and other financial requirements,

• Prospects for the future,

• Nature of present and expected competition,

• The quality and experience of management services which may be available and the depth of that management,

• The potential for further research, development, or exploration,

• Specific risk factors not now foreseeable but which then may be anticipated to impact on our proposed activities,

• The potential for growth or expansion,

• The potential for profit,

• The perceived public recognition or acceptance or products or services, and

• Name identification and other relevant factors.

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

The structure of the business combination will depend on, among other factors:
• The nature of the target business,

• Our needs and desires and the needs and desires of the persons controlling the target business,

• The management of the target business, and

• Our relative negotiating strength compared to the strength of the persons controlling the target business.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

 As of June 30, 2007, an evaluation was carried out under the supervision and with the participation our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

 There was no change in our internal control over financial reporting during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There is no litigation of any type whatsoever pending or threatened by or against us or our officers and/or directors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

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

August 6, 2007	SRKP 2, Inc. (Registrant)

	By:	/s/ Richard Rappaport
Richard Rappaport President (Principal Executive Officer)

By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos Chief Financial Officer (Principal Financial and Accounting Officer)