Form 10QSB
period 2007-09-30
SRKP 2 INC
filed 2007-11-13
CIK 1323051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

There were 2,700,000 shares outstanding of registrant's common stock, par value $.001 per share, as of November 13, 2007.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

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

The results for the period ended September 30, 2007 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed on March 29, 2007 with the Securities and Exchange Commission for the year ended December 31, 2006.

SRKP 2, INC.
(A Development Stage Company)
BALANCE SHEET

September 30,
2007
(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$4,839

Total Current Assets	$4,839

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	$25,000

Total Current Liabilities	$25,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000 shares
authorized, none issued	---
Common stock, $.001 par value, 100,000,000 shares
authorized, 2,700,000 shares issued and outstanding	2,700
Additional paid-in capital	97,300
(Deficit) accumulated during development stage	(120,161)

Total Stockholders' Equity (Deficit)	(20,161)

$4,839

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 2, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	Cumulative from March 9, 2005
	Ended	Ended	Ended	Ended	(Inception) to
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007

REVENUE	$-	$-	$-	$-	$-

EXPENSES	1,532	4,805	16,906	29,336	120,161

NET (LOSS)	$(1,532)	$(4,805)	$(16,906)	$(29,336)	$(120,161)

NET (LOSS) PER COMMON SHARE-BASIC	$ *	$ *	$ *	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING	2,700,000	2,700,000	2,700,000	2,700,000

* Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 2, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			from March 9,
	Nine Months	Nine Months	2005
	Ended	Ended	(Inception) to
	September 30, 2007	September 30, 2006	September 30, 2007

CASH FLOWS FROM (TO) OPERATING ACTIVITIES
Net (loss)	$(16,906)	$(29,336)	$(120,161)

Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Changes in:
Accounts Payable	(438)	250	-

Net Cash (Used In) Operating Activities	(17,344)	(29,086)	(120,161)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Common stock issued for cash	-	-	95,000
Advances from Stockholders	15,000	-	25,000
Collection of subscription receivable	-	5,000	5,000

Net Cash Provided by Financing Activities	15,000	5,000	125,000

NET INCREASE/(DECREASE) IN CASH AND CASH
EQUIVALENTS:	(2,344)	(24,086)	4,839

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	7,183	25,557	-

CASH AND CASH EQUIVALENTS, END
OF PERIOD	$4,839	$1,471	$4,839

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by WestPark Capital. The Company’s President is also the CEO of WestPark Capital. Such costs are immaterial to the financial statements. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. Such persons may

SRKP 2, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

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

    We believe we will be able to meet these costs through current monies in our treasury ($4,839 as of September 30, 2007), additional amounts, as necessary, to be loaned to us by our management or promoters and deferral of fees by certain service providers, if necessary. Any advancement would be made in connection with our management's and promoters' oral commitment to make payments for our expenses, prior to the consummation of a business combination, to the extent such expenses are not deferred and would either exceed our available funds or would render us effectively insolvent upon our payment. Any loans by our management or promoters would be on an interest free basis, payable only upon consummation of a merger transaction. Upon consummation of a business combination, we may reimburse our management or promoters for any such loans out of the proceeds of that transaction.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    As of September 30, 2007, an evaluation was carried out under the supervision and with the participation our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

    There was no change in our internal control over financial reporting during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 13, 2007	SRKP 2, Inc. (Registrant)

	By:	/s/ Richard Rappaport
Richard Rappaport
President (Principal Executive Officer)

By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Chief Financial Officer (Principal Financial and Accounting Officer)