Form 10KSB/A
period 2007-12-31
SRKP 2 INC
filed 2008-07-30
CIK 1323051

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

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

EXPLANATORY NOTE

The purpose of this Amendment No.1 to the Annual Report on Form 10-KSB is to provide management's assessment of internal control over financial reporting under Item 8A which was not included in the original Form 10-KSB filing.

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

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. The Company inadvertently omitted management's assessment of the Company's internal control over financial reporting in the original Form 10-KSB. As a result, as of the date of this Amendment, management has concluded that the Company's disclosure controls and procedures were ineffective as of December 31, 2007. Management has subsequently implemented a control to ensure that management's assessment of the Company's internal control over financial reporting is properly included in future filings.

Evaluation of Internal Controls and Procedures.

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

As of December 31, 2007, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal controls. This annual report does not include an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for smaller reporting entities.

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

SRKP 2, INC.

Dated: July 30, 2008	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President and Director

Dated: July 30, 2008	By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer and Director