Form 10-Q
period 2008-09-30
SRKP 2 INC
filed 2008-10-14
CIK 1323051

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-52536

SRKP 2, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81–0666569
(State or other jurisdiction	(I.R.S. Employer Identification Number)
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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company.	☒.
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,700,000 shares of common stock, par value $.001 per share, outstanding as of October 14, 2008.

SRKP 2, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets – September 30, 2008 (Unaudited) and December 31, 2007	2

	Statements of Operations (Unaudited) for the Three Months Ended September 30, 2008 and September 30, 2007, the Nine Months Ended September 30, 2008 and September 30, 2007 and for the Cumulative Period from March 9, 2005 (Inception) to September 30, 2008	3

	Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2008 and September 30, 2007 and for the Cumulative Period from March 9, 2005 (Inception) to September 30, 2008	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T.	Controls and Procedures	11

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		13

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

The results for the period ended September 30, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 2007.

SRKP 2, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$4,095	$3,927

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	$55,000	$45,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000 shares
authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares
authorized, 2,700,000 shares issued and outstanding	2,700	2,700

Additional paid-in capital	97,300	97,300

(Deficit) accumulated during development stage	(150,905)	(141,073)

Total Stockholders' Equity (Deficit)	(50,905)	(41,073)

	$4,095	$3,927

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 2, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
	Three Months	Three Months	Nine Months	Nine Months	March 9, 2005
	Ended	Ended	Ended	Ended	(Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008

REVENUE	$-	$-	$-	$-	$-

EXPENSES	2,529	1,532	9,832	16,906	150,905

NET (LOSS)	$(2,529)	$(1,532)	$(9,832)	$(16,906)	$(150,905)

NET (LOSS) PER COMMON SHARE-BASIC	$ *	$ *	$ *	$ *

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING	2,700,000	2,700,000	2,700,000	2,700,000

* Less than $.01 < ;/f ont>

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 2, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			from March 9,
	Nine Months	Nine Months	2005
	Ended	Ended	(Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008

CASH FLOWS TO OPERATING ACTIVITIES
Net (loss)	$(9,832)	$(16,906)	$(150,905)

Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in:
Accounts Payable	-	(438)	-

Net Cash (Used In) Operating Activities	(9,832)	(17,344)	(150,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	-	95,000
Advances from Stockholders	10,000	15,000	55,000
Collection of subscription receivable	-	-	5,000

Net Cash Provided by Financing Activities	10,000	15,000	155,000

NET INCREASE/(DECREASE) IN CASH AND CASH
EQUIVALENTS:	168	(2,344)	4,095

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	3,927	7,183	-

CASH AND CASH EQUIVALENTS, END
OF PERIOD	$4,095	$4,839	$4,095

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

Earnings per Common Share

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. There are no potentially dilutive securities as of September 30, 2008.

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

Liquidity and Capital Resources

As of September 30, 2008, the Company had assets equal to $4,095, comprised exclusively of cash. This compares with assets of $3,927, comprised exclusively of cash, as of December 31, 2007. The Company’s current liabilities as of September 30, 2008 totaled $55,000, comprised exclusively of monies due to stockholders. This compares to the Company’s current liabilities as of December 31, 2007 of $45,000, comprised exclusively of monies due to stockholders.

The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2008, the nine months ended September 30, 2007 and for the cumulative period from March 9, 2005 (inception) to September 30, 2008:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	For the Cumulative Period from March 9, 2005 (Inception) to September 30, 2008
Net Cash (Used in) Operating Activities	$(9,832)	$(17,344)	$(150,905)
Net Cash (Used in) Investing Activities	0	0	0
Net Cash Provided by Financing Activities	$10,000	$15,000	$155,000
Net Increase/(Decrease) in Cash and Cash Equivalents	$168	$(2,344)	$4,095

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from March 9, 2005 (inception) to September 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended September 30, 2008, the Company had a net loss of $2,529 and $9,832 respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 in July of 2008 and Quarterly Report on Form 10Q for the period ended March 31, 2008 in May of 2008 and Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008.

For the three and nine months ended September 30, 2007, the Company had a net loss of $1,532 and $16,906, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007 in August of 2007 and Annual Report on Form 10-KSB for the year ended December 31, 2006 in March of 2007.

For the cumulative period from March 9, 2005 (inception) to September 30, 2008, the Company had a net loss of $150,905, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form SB-2 in April of 2005 and the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and Annual Reports on Form 10-KSB.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

Dated: October 14, 2008		SRKP 2, INC.

	By:	Richard A. Rappaport
Richard A. Rappaport
President and Director
Principal Executive Officer

	By:	Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer and Director
Principal Financial Officer