Form 10-Q
period 2009-03-31
SRKP 2 INC
filed 2009-04-07
CIK 1323051

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,700,000 shares of common stock, par value $.001 per share, outstanding as of April 6, 2009.

SRKP 2, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets – March 31, 2009 (Unaudited) and December 31, 2008	2

	Statements of Operations (Unaudited) for the Three Months Ended March 31, 2009 and March 31, 2008, and for the Cumulative Period from March 9, 2005 (Inception) to March 31, 2009	3

	Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2009 and March 31, 2008 and for the Cumulative Period from March 9, 2005 (Inception) to March 31, 2009	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		13

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

The results for the period ended March 31, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2008.

SRKP 2, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,906	$3,701

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	$65,000	$55,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 2,700,000 shares issued and outstanding, respectively	2,700	2,700
Additional paid-in capital	97,300	97,300
(Deficit) accumulated during development stage	(163,094)	(151,299)

Total Stockholders' Equity (Deficit)	(63,094)	(51,299)

	$1,906	$3,701

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 2, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative from
	Three Months	Three Months	March 9, 2005
	Ended	Ended	(Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

REVENUE	$-	$-	$-

EXPENSES	11,795	4,222	163,094

NET (LOSS)	$(11,795)	$(4,222)	$(163,094)

NET (LOSS) PER COMMON SHARE-BASIC	*	*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,700,000	2,700,000

* Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 2, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative From
	Three Months	Three Months	March 9, 2005
	Ended	Ended	(Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

CASH FLOWS (TO) OPERATING ACTIVITIES
Net (loss)	$(11,795)	$(4,222)	$(163,094)

Net Cash (Used In) Operating Activities	(11,795)	(4,222)	(163,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	-	95,000
Advances from Stockholders	10,000	900	65,000
Collection of subscription receivable	-	-	5,000

Net Cash Provided by Financing Activities	10,000	900	165,000

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS:	(1,795)	(3,322)	1,906

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,701	3,927	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,906	$605	$1,906

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

Earnings per Common Share

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.  There are no potentially dilutive securities as of March 31, 2009 and 2008.

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

NOTE 5 - DUE TO STOCKHOLDERS

Since inception certain stockholders have advanced the Company $65,000 to pay for operating expenses. These funds have been advanced interest free, are unsecured, and are due on demand.

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

Liquidity and Capital Resources

As of March 31, 2009, the Company had assets equal to $1,906, comprised exclusively of cash.  This compares with assets of $3,701, comprised exclusively of cash, as of December 31, 2008.  The Company’s current liabilities as of March 31, 2009 totaled $65,000, comprised exclusively of monies due to stockholders.  This compares to the Company’s current liabilities as of December 31, 2008 of $55,000, comprised exclusively of monies due to stockholders.

The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2009, the three months ended March 31, 2008 and for the cumulative period from March 9, 2005 (inception) to March 31, 2009:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	For the Cumulative Period from March 9, 2005 (Inception) to March 31, 2009
Net Cash (Used in) Operating Activities	$(11,795)	$(4,222)	$(163,094)
Net Cash (Used in) Investing Activities	0	0	0
Net Cash Provided by Financing Activities	$10,000	$900	$165,000
Net Increase/(Decrease) in Cash and Cash Equivalents	$(1,795)	$(3,322)	$1,906

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates.  No revenue has been generated by the Company from March 9, 2005 (inception) to March 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2009, the Company had a net loss of $11,795 consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in February of 2009.  This compares with a net loss of $4,222 on March 31, 2008, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 in March of 2008.

For the cumulative period from March 9, 2005 (inception) to March 31, 2009, the Company had a net loss of $163,094, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form SB-2 in April of 2005 and the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and Annual Reports on Form 10-KSB and Form 10-K.

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

Item 4.  Controls and Procedures.

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

Dated: April 6, 2009	SRKP 2, INC.

	By:	Richard A. Rappaport
Richard A. Rappaport
President and Director
Principal Executive Officer

	By:	Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer and Director
Principal Financial Officer